Form 10-Q
period 2008-01-31
GDJ INTERNATIONAL METALS INC.
filed 2008-03-17
CIK 1415793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-146909

GDJ INTERNATIONAL METAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

837 West Hastings Street, Suite 308
Vancouver, British Columbia
Canada V6C 3N6
(Address of principal executive offices, including zip code.)

(604) 632-0085
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
1,000,000 as of March 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GDJ International Metals Inc.
(An Exploration Stage Company)
Balance Sheets

	January 31,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$4,571	$4,664
Total Current Assets	4,571	4,664
Mining property acquisition costs, less reserve for
impairment of $2,000	-	-
Total Assets	$4,571	$4,664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$-
Due to related party	38,727	18,723
Total current liabilities	40,227	18,723
Stockholders' Equity (Deficiency)

Preferred stock, $0.00001 par value:
authorized 100,000,000 shares, issued
and outstanding 0 shares	-	-
Common stock, $0.00001 par value:
authorized 100,000,000 shares,
issued and outstanding 1,000,000 and 1,000,000 shares, respectively	10	10
Deficit accumulated during the exploration stage	(35,666)	(14,069)
Total stockholders' equity (deficiency)	(35,656)	(14,059)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,571	$4,664

See notes to financial statements.

GDJ International Metals Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative during
			the Exploration
	Three months	Six months	Stage
	ended	ended	(February 1, 2007
	January 31,	January 31,	To January 31,
	2008	2008	2008)

Revenue	$-	$-	$-

Costs and expenses
Mining property exploration costs	-	-	2,000
Impairment of mining property acquisition costs	-	-	2,000
General and administrative	15,476	21,597	31,666
Total Costs and Expenses	15,476	21,597	35,666
Net Loss	$(15,476)	$(21,597)	$(35,666)

Net Loss per share
Basic and diluted	$(0.02)	$(0.02)

Number of common shares used to compute loss per share
Basic and diluted	1,000,000	1,000,000

See notes to financial statements.

GDJ International Metals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative during the
			Exploration Stage
	Six months ended		(February 1, 2007 to
	January 31, 2008		January 31, 2008)

Cash Flows from Operating Activities
Net loss	$(21,597)	$
			(35,666)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-		2,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,500		1,500
Net cash provided by (used for) operating activities	(20,097)		(32,166)

Cash Flows from Investing Activities
Acquisition of mining property	-		(2,000)
Net Cash provided by (used for) investing activities	-		(2,000)

Cash Flows from Financing activities
Increase (decrease) in due to related party	20,004		38,727
Proceeds from sales of common stock	-		10
Net cash provided by (used for) financial activities	20,004		38,737

Increase (decrease) in cash	(93)		4,571
Cash, beginning of period	4,664		-

Cash, end of period	$4,571		$4,571

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-		$-
Income taxes paid	$-		$-

See notes to financial statements.

GDJ INTERNATIONAL METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
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

The unaudited financial statements as of January 31, 2008 and for the three and six months then ended, and for the period February 1, 2007 (inception) to January 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2008 and the results of operations and cash flows for the periods ended January 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended January 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

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

GDJ INTERNATIONAL METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

In March 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $60,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2007, the Company provided a $2,000 reserve for impairment of the mining property acquisition costs.

4.	DUE TO RELATED PARTY

At January 31, 2008, the Company is indebted to a director of the Company for cash advances of $38,727. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In February 2007, the Company issued a total of 1,000,000 shares of common stock to two directors for total cash proceeds of $10.

At January 31, 2008, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,126 at January 31, 2008 attributable to the future utilization of the net operating loss carryforward of $35,666 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $ 14,069 in year 2027 and $ 21,597 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	PUBLIC OFFERING

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     As of January 31, 2008, our total assets were $4,571 and our total liabilities were $40,227 for a working capital deficit of $35,656.

ITEM 4.      CONTROLS AND PROCEDURES.

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

     Internal Controls Over Financial Reporting - We do no have internal controls over financial reporting.

PART II. OTHER INFORMATION

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2008.

GDJ INTERNATIONAL METALS INC.

BY:	DEREK SUTHERLAND
Derek Sutherland, President, Principal
Executive Officer, Principal Financial Officer,
Principal Accounting Officer, Treasurer and a
member of the Board of Directors.

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