Form 10-Q
period 2008-04-30
GDJ INTERNATIONAL METALS INC.
filed 2008-06-16
CIK 1415793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
1,000,000 as of June 2, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GDJ International Metals Inc.
(An Exploration Stage Company)
Balance Sheets

	April 30,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$4,553	$4,664
Total Current Assets	4,553	4,664
Mining property acquisition costs, less reserve for
impairment of $2,000	-	-
Total Assets	$4,553	$4,664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$-
Due to related party	41,193	18,723
Total current liabilities	42,693	18,723
Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value:
authorized 100,000,000 shares, issued
and outstanding 0 shares	-	-
Common stock, $0.00001 par value:
authorized 100,000,000 shares,
issued and outstanding 1,000,000 and 1,000,000 shares, respectively	10	10
Deficit accumulated during the exploration stage	(38,150)	(14,069)
Total stockholders' equity (deficiency)	(38,140)	(14,059)
Total Liabilities and Stockholders' Equity (Deficiency)	$4,553	$4,664

See notes to financial statements.

GDJ International Metals Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative during
			the Exploration
	Three months	Nine months	Stage
	ended	ended	(February 1, 2007
	April 30,	April 30,	To April 30,
	2008	2008	2008)

Revenue	$-	$-	$-

Costs and expenses
Mining property exploration costs	-	-	2,000
Impairment of mining property acquisition costs	-	-	2,000
General and administrative	2,484	24,081	34,150
Total Costs and Expenses	2,484	24,081	38,150
Net Loss	$(2,484)	$(24,081)	$(38,150)

Net Loss per share
Basic and diluted	$(0.00)	$(0.02)

Number of common shares used to compute loss per share
Basic and Diluted	1,000,000	1,000,000

See notes to financial statements.

GDJ International Metals Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period February 1, 2007 (Inception) to April 30, 2008

				Deficit
				Accumulated	Total
				During the	Stockholders'
	Common Stock, $0.00001 Par Value		Additional Paid-	Development	Equity
	Shares	Amount	in Capital	Stage	(Deficiency)
Common stock issued for cash
- February, 2007 at $0.00001	1,000,000	$10	$-	$-	$10
Net loss for the period February 1,
2006 (inception) to July 31, 2007	-	-	-	(14,069)	(14,069)
Balance, July 31, 2007	1,000,000	10	-	(14,069)	(14,059)
Unaudited:
Net loss for the nine months
ended April 30, 2008	-	-	-	(24,081)	(24,081)
Balance, April 30, 2008	1,000,000	$10	$-	$(38,150) $	$(38,140)

See notes to financial statements.

GDJ International Metals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative
		during the
		Exploration
	Nine months	Stage (February
	ended April 30,	1, 2007 to April
	2008	30, 2008)

Cash Flows from Operating Activities
Net loss	$(24,081)	$(38,150)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mining property acquisition costs	-	2,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,500	1,500
Net cash provided by (used for) operating activities	(22,581)	(34,650)

Cash Flows from Investing Activities
Acquisition of mining property	-	(2,000)
Net Cash provided by (used for) investing activities	-	(2,000)

Cash Flows from Financing activities
Proceeds from loans from related party	22,470	41,193
Proceeds from sales of common stock	-	10
Net cash provided by (used for) financial activities	22,470	41,203

Increase (decrease) in cash	(111)	4,553
Cash, beginning of period	4,664	-
Cash, end of period	$4,553	$4,553

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

GDJ INTERNATIONAL METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
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

The unaudited financial statements as of April 30, 2008 and for the three and nine months then ended, and for the period February 1, 2007 (inception) to April 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the periods ended April 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended April 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2008. The balance sheet at July 31, 2007 has been derived from the audited financial statements at that date.

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

Pursuant to a mineral property purchase agreement dated March 14, 2007, the Company acquired a 100% undivided right, title and interest in the GDJ mineral claim, located approximately 4 miles southwest of the Town of Osoyoos, Okanogan Region of British Columbia, Canada, for $2,000. The Tenure Number ID is 580410, which expires April 3, 2009. The property is in the name of George W. Heard held by him in trust for the Company.

In March 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $60,000. Due to lack of working capital, the Company has not completed this program. At July 31, 2007, the Company provided a $2,000 reserve for impairment of the mining property acquisition costs.

GDJ INTERNATIONAL METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

4.	DUE TO RELATED PARTY

At April 30, 2008, the Company is indebted to a director of the Company for cash advances of $41,193. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In February 2007, the Company issued a total of 1,000,000 shares of common stock to two directors for total cash proceeds of $10.

At April 30, 2008, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,971 at April 30, 2008 attributable to the future utilization of the net operating loss carryforward of $38,150 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $14,069 in year 2027 and $24,081 in year 2028.

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

     As of April 30, 2008, our total assets were $4,553 and our total liabilities were $42,693 for a working capital deficit of $38,140.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On November 7, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-146909) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. As of the date of this report we have not sold any shares.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of June, 2008.

GDJ INTERNATIONAL METALS INC.

BY:   DEREK SUTHERLAND
         Derek Sutherland, President, Principal
         Executive Officer, Principal Financial Officer,
         Principal Accounting Officer, Treasurer and a
         member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.